Form 10-Q
period 2010-06-30
BioElectronics Corp
filed 2010-08-16
CIK 1320869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2010

Commission File Number 000-51809

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

Number of shares of common stock, issued and outstanding as of August 16, 2010 is 1,474,198,871.

BIOELECTRONICS CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BioElectronics Corporation (A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$136,684	$296,352
Trade and other receivables, net	212,279	402,003
Trade receivable assigned to related party	353,995	-
Trade receivable from related parties	10,594	165,297
Inventory	670,301	201,359
Prepaid expenses and others	75,883	102,635

Total current assets	1,459,736	1,167,646

Property and equipment	119,251	93,502
Less: Accumulated depreciation	(87,921)	(79,921)
Property and equipment, net	31,330	13,581

Total assets	$1,491,066	$1,181,227

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$253,431	$85,661
Accrued expenses	20,926	43,241
Notes payable	12,925	12,654
Financing of receivables with related party	44,190	-

Total current liabilities	331,472	141,556

Long-term liabilities:
Related party notes payable	2,800,257	1,824,176

Total liabilities	3,131,729	1,965,732

Commitments and contingencies

Stockholders' deficiency:

Common stock, par value $0.001 per share, 1,500,000,000 shares authorized at June 30, 2010 and December 31, 2009 and 1,474,198,871 and 1,470,998,871 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,474,199	1,470,999

Additional paid-in capital	8,536,454	8,408,986

Deficit accumulated during the development stage	(11,651,316)	(10,664,490)

Total stockholders' deficiency	(1,640,663)	(784,505)

Total liabilities and stockholders' deficiency	$1,491,066	$1,181,227

The accompanying notes are an integral part of these condensed financial statements.

BioElectronics Corporation (A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Period from April 10, 2000 (Inception) to June
	2010	2009	2010	2009	30, 2010
Sales	$331,479	$221,875	$613,246	$516,456	$4,064,830
Cost of Goods Sold	125,581	82,198	246,644	158,081	1,761,137
Gross profit	205,898	139,677	366,602	358,375	2,303,693

General and Administrative Expenses:
Depreciation and Amortization	13,265	3,645	20,036	7,290	116,749
Investor Relations Expenses	8,712	6,195	54,611	11,585	1,649,172
Legal and Accounting Expenses	168,655	50,632	369,590	69,330	1,152,643
Sales Support Expenses	79,933	16,220	151,700	110,013	1,579,630
Other General and Administrative Expenses	381,881	109,965	682,457	248,831	7,868,589

Total General and Administrative Expenses	652,446	186,657	1,278,394	447,049	12,366,783

Loss from Operations	(446,548)	(46,980)	(911,792)	(88,674)	(10,063,090)

Interest Expense and Other:
Interest Expense	(39,945)	(20,943)	(69,343)	(40,741)	(1,546,683)
Loss on Disposal of Assets	(5,691)	-	(5,691)	-	(41,543)

Total Interest Expense and Other	(45,636)	(20,943)	(75,034)	(40,741)	(1,588,226)

Loss Before Income Taxes	(492,184)	(67,923)	(986,826)	(129,415)	(11,651,316)

Provision for Income Tax Expense	-	-	-	-	-

Net loss	$(492,184)	$(67,923)	$(986,826)	$(129,415)	$(11,651,316)

Net loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted Average Number of Shares Outstanding -Basic and Diluted	1,473,465,538	734,726,974	1,472,398,871	567,727,334	N/A

The accompanying notes are an integral part of these condensed financial statements.

BioElectronics Corporation (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Period from
			April 10, 2000
	For the six months ended June 30,		(Inception) to June
	2010	2009	30, 2010
Cash flows from Operating Activities:
Net loss	$(986,826)	$(129,415)	$(11,651,316)
Adjustment to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and amortization	19,400	7,290	117,684
Provision for bad debts	-	-	58,255
Amortization of non-case debt issuance costs	-	-	725,373
Non-cash expenses	-	(18,989)	1,455,978
Stock-based employee compensation expense	123,468	-	161,409
Non-cash interest related to notes payable	-	5,018	592,418
Non-cash interest related to related party notes payable	65,285	29,712	152,988
Adjustment of related party notes payable	-	139,100	(266,490)
Amortization of loan costs	-	-	129,852
Increase in related party notes payable for services rendered	95,796	-	658,572
Loss on disposal of property and equipment	5,691	-	41,543

Changes in Assets and Liabilities
(Increase) Decrease in:
Trade and other receivables	189,724	(153,733)	(435,829)
Trade receivables assigned to related party	(353,995)	-	(353,995)
Inventory	(468,942)	(77,649)	(670,301)
Trade receivable from related parties	154,703	-	154,703
Prepaid expenses and others	28,277	(19,994)	(61,703)

Increase (Decrease) in:
Accounts payable	167,770	(87,298)	393,679
Accrued expenses	(15,115)	(9,003)	236,568
Customer deposits	-	(119,398)	-
Net cash used in operating activities	(974,764)	(434,359)	(8,560,612)

Cash flows from Investing Activities
Acquisition of property no acquisition of property and equipment	(31,440)	-	(160,169)
Net cash Used in Investing Activities	(31,440)	-	(160,169)

Cash flows from Financing Activities
Proceeds from note payable, net of loan costs of $10,000	-	-	1,090,148
Payments on note payable	(12,654)	(62,000)	(540,873)
Proceeds from related party notes payable	815,000	282,015	5,619,953
Proceeds from financing of receivables with related party	85,610	-	85,610
Payments on related party notes payable	-	(8,600)	(969,803)
Payments for financing of receivables with related party	(41,420)	-	(41,420)
Proceeds from issuance of common stock	-	190,200	3,623,837
Other	-	-	(9,987)
Net cash provided by financing activities	846,536	401,615	8,857,465

Net increase (Decrease) in cash	(159,668)	(32,744)	136,684
Cash- Beginning of Period	296,352	55,278	-
Cash- End of Period	$136,684	$22,534	$136,684

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$4,054	$-	$70,686

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	$-	$576,747	$3,309,625
Issuance of common stock from accrued expense	$7,200	$-	$7,200
Conversion of warrants into common stock	$-	$-	$5,336
Prepaid insurance expense through issuance of notes	$12,925	$-	$25,579
Equipment purchases financed through capital leases and notes payable	$-	$-	$9,986

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

The Company is a voluntary filer of reports with the SEC and does not have an effective registration statement with respect to its securities.  As a result, the Company may cease to file its Exchange Act reports at any time and for any reason without notice.

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

TRADE RECEIVABLES

The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments.  These reserves are determined based on a number of factors, including the current financial condition of specific customers, the age of trade and other receivable balances and historical loss rate.  The allowance for doubtful accounts was $33,791 at both June 30, 2010 and December 31, 2009.  Bad debt expense for the six months ended June 30, 2010 and June 30, 2009 were both $0.  For both the three months ended June 30, 2010 and June 30, 2009, bad debt expense was $0.

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred.  Costs incurred to fund the production of advertisements are reported as a prepaid expense if the related advertisement has not yet been broadcast.   Prepaid advertising cost incurred to fund the production of infomercials was $38,324 and $34,014 at June 30, 2010 and December 31, 2009, respectively.  During the six months ended June 30, 2010, $11,400 of infomercial costs were amortized.  Amortization costs for the six months ended June 30, 2009 were $0.  For both the three months ended June 30, 2010 and June 30, 2009, amortization costs were $0.

ISSUANCE OF STOCK FOR NON-CASH CONSIDERATION

All issuances of the Company’s stock for non-cash consideration are assigned a per share amount based on either the market value of the shares issued or the value of consideration received, whichever is more readily determinable.  The majority of the non-cash consideration pertains to services rendered by consultants and others.  The fair value of the services received was used to record the related expense and value attributed to the shares issued.   On March 18, 2010, the Company issued 1,000,000 common shares, and on May 21, 2010, the Company issued 2,200,000 common shares to consultants in respect of services provided in the year ended December 31, 2009.   The shares were valued at $0.00225 per share (or $7,200 in aggregate) and were issued as payment of an accrued liability recorded in the Company’s balance sheet as of June 30, 2010.

BioElectronics Corporation (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE  2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s financial statements.

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for transfers of financial assets.  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The adoption of this statement did not have a material effect on the Company's financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its financial statements.

BioElectronics Corporation (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE  2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its financial statements.

BioElectronics Corporation (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE  2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations.  The Company sustained a net loss of $986,826 for the six months ended June 30, 2010.  The Company projects that it will require an additional $300,000 in working capital in the next 12 months.  Management has already loaned the Company $200,000 and is committed to loan the additional $100,000.  Given a current ratio of 1:4, management assumes it can finance some additional growth with asset based financing.  If sales increase as anticipated, the Company will seek additional capital from new investors.  The Company has prepared a financing proposal to discuss opportunities with potential investors or possible strategic partners.  However, the Company can provide no assurance that it will be able to obtain the financing it needs to continue its efforts for market acceptance, U.S. FDA approval and to maintain operations and alleviate doubt about its ability to continue as a going concern.

NOTE 4 - INVENTORY

The components of inventory as of June 30, 2010 and December 31, 2009 are:

	June 30, 2010	December 31, 2009
Raw materials	$136,469	$27,900

Finished goods	533,832	173,459
	$670,301	$201,359

BioElectronics Corporation (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2010 and December 31, 2009:

		December 31,
	June 30, 2010	2009
Machinery & Equipment	$112,369	$86,620
Leasehold improvements	6,882	6,882

	119,251	93,502
Less: accumulated depreciation	(87,921)	(79,921)
Total property and equipment, net	$31,330	$13,581

Depreciation expense on property and equipment amounted to $8,636 and $7,290 for the six months ended June 30, 2010 and June 30, 2009, respectively.  For the three months ended June 30, 2010 and June 30, 2009, the depreciation expense amounted to $3,684 and $3,645, respectively.

NOTE 6 – INSURANCE PREMIUM FINANCING

During 2009, the Company entered into an insurance premium financing agreement with an independent company to purchase insurance policies for directors’ and officers’ liability, general liability and product liability.  The annual interest rate was 6.26%.  The remaining balance of the amount financed was $12,654 as of December 31, 2009, and payments of $12,654 were made during the six months ended June 30, 2010.  The interest expense for this note was $100 for the three and six months ended June 30, 2010.

On June 22, 2010, the Company entered into a new insurance premium financing agreement with an independent company to purchase insurance policies for directors’ and officers’ liability to replace a portion of the policy described above.  The annual interest rate is 5.51%, the amount financed is $12,925 and the first payment is due July 22, 2010.

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

BioElectronics Corporation (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 7 – FINANCING OF RECEIVABLES WITH RELATED PARTY (CONTINUED)

Jarenz’s discount fee is a percentage, between 1% to 9.5%, of the Cash Advance Amount based upon the number of days elapsing between the date of purchase by Jarenz and the date of collection of the related accounts receivable.

The Company accounts for transactions under the Agreement as secured borrowings since the Company has not surrendered control of the transferred accounts receivable to Jarenz under the Agreement.  The Company reports the proceeds received from Jarenz as a current liability.   The discount fee and any subsequent interest payments are recorded as interest expense in the Statement of Operations.  The accounts receivable balance at June 30, 2010 includes receivables amounting to $353,995 which have been assigned to Jarenz under the Agreement.

As at June 30, 2010, Jarenz received $423 from the assigned receivables which was not yet forwarded to the Company.  Interest expense of $3,954 was recorded for the six months ended June 30, 2010, and interest expense of $3,681 was recorded for the three months ended June 30, 2010.   Jarenz is a limited liability company, whose owner is the daughter of the President of the Company.

NOTE 8 – RELATED PARTY NOTES PAYABLE

On January 1, 2005, the Company entered into an unsecured revolving convertible promissory note agreement (“the Revolver”) with IBEX, LLC (“IBEX”) a related party, for a maximum limit of $2,000,000, with interest at the Prime Rate plus 2% (5.25% for the six months ended June 30, 2010), and all accrued interest and principal due on or before January 1, 2015, whether by the payment of cash or by conversion, at the option of the holder, into shares of the Company’s common stock. A copy of the Revolver is attached here to as Exhibit 99.  The Revolver is convertible at various fixed conversion prices based on the Volume-Weighted Average Price (“VWAP”) for the 10 trading days preceding the date of note, which approximated the fair value of the Company’s stock at the date of conversion.  IBEX, LLC is a limited liability company, whose President is the daughter of the President of the Company.  The balance of the Revolver was $1,321,702 as at June 30, 2010.

BioElectronics Corporation (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 8 – RELATED PARTY NOTES PAYABLE (CONTINUED)

In addition to the Revolver as described above, the Company has entered into the following convertible promissory note agreements with related parties:

	Principal			Conversion
Date Issued	Amount	Due Date	Lender	Price

August 1, 2009	$519,920	August 31, 2011	IBEX, LLC	$0.019
February 9, 2010	135,000	February 2, 2012	IBEX, LLC	$0.01
March 31, 2010	310,000	March 31, 2012	IBEX, LLC	$0.01
April 15, 2010	20,000	April 30, 2012	IBEX, LLC	$0.01
May 5, 2010	120,000	May 31, 2012	IBEX, LLC	$0.01
May 14, 2010	100,000	May 31, 2012	IBEX, LLC	$0.01
June 22, 2010	130,000	June 30, 2012	IBEX, LLC	$0.01
June 30, 2010	$95,795	June 30, 2012	St. Johns, LLC	$0.01

Each of the above promissory notes bears simple interest at 8% per annum, and all accrued interest and principal is due on the maturity date.  Copies of notes are attached here to as Exhibit 99.  At the option of the holder, the promissory notes are convertible into common shares of the Company’s stock at a conversion rate equal to the quotient of (i) a sum equal to the entire outstanding principal and interest, divided by (ii) the conversion price indicated in the table above.  According to the Security Agreements dated August 1, 2009 and February 9, 2010, the Company grants IBEX a security interest in, all of the right, title, and interest of the Company, in and to all of the Company’s personal property and intellectual property, and all proceeds or replacements as collaterals.  St. Johns, LLC is a limited liability company, which is owned by family members of the President of the Company.

Total interest expense incurred on the related party notes payable for the six months ended June 30, 2010 and 2009 was $65,285 and $29,712, respectively.  For the three months ended June 30, 2010 and June 30, 2009, interest expense amounted to $36,264 and $20,886, respectively.

BioElectronics Corporation (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 9 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted share data:

	Three months ended June 30,		Six months ended June 30,
Common Stock:	2010	2009	2010	2009
Weighted average number of shares outstanding – basic	1,473,465,538	734,726,974	1,472,398,871	567,727,334

Effect of dilutive securities:
Options and Warrants	-	-	-	-
Weighted average number of shares outstanding – diluted	1,473,465,538	734,726,974	1,472,398,871	567,727,334

Options and Warrants not included above (anti-dilutive)
Options to purchase common stock	-	-	350,000	350,000
Restricted Stock grants awarded to employees not yet issued	11,000,000	-	66,550,000	-
Warrants to purchase common stock	-	-	332,000	4,844,444

	11,000,000	-	67,232,000	5,194,444

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

As of June 30, 2010, the Company had 27,565,000 shares available for future grant under the Plan.

Restricted Stock

The following table is a summary of activity related to restricted stock grants to directors, consultants and key employees for the six months ended June 30, 2010:

Restricted shares granted	66,550,000
Weighted average grant date fair value per share	$0.01487
Aggregate grant date fair value	$989,445
Restricted shares forfeited	-
Vesting service period of shares granted	3 years
Grant date fair value of shares vested	$-

BioElectronics Corporation (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Compensation expense related to the fair value of these awards is recognized straight-line over the requisite service period based on those restricted stock grants that ultimately vest.  The fair value of grants is measured by the market price of the Company’s common stock on the date of grant and then applied a liquidity discount of 50 percent.  This discount rate is determined by analyzing the Company’s liquidity history and using peer company data to estimate.   Restricted stock awards generally vest ratably over the service period beginning with the first anniversary of the grant date.  After shares are vested, they will be issued upon the request of the grantee.

There was no restricted stock outstanding as at June 30, 2009.

The Company adopted the provisions of SFAS No. 123R in the beginning of 2006.  SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized as an expense over the service period or vesting term.   Accordingly, compensation costs recognized for the restricted stock for the six months ended June 30, 2010 and 2009 totaled $123,468 and $0, respectively.  For both the three months ended June 30, 2010 and 2009, compensation expense was $0.

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

There were no grants, exercises or expirations of options during the six months ended June 30, 2010.

Summary information about the Company's stock options outstanding at June 30, 2010:

		Weighted Average
Exercise	Options	Remaining Years of	Weighted Average	Options
Price	Outstanding	Contractual Life	Exercise Price	Exercisable

$0.300	350,000	0.50	$0.300	350,000

NOTE 11 - WARRANTS

There were no grants, exercises or expirations of warrants during the six months ended June 30, 2010.

The following table summarizes the characteristics of the outstanding warrants as at June 30, 2010:

			Options
			outstanding
			weighted average
Exercise		Original	remaining life
Price	Number	Term (Years)	in years
$0.33	332,000	5	0.17

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

BioElectronics Corporation (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 13 – INCOME TAXES

The Company has not provided for income tax expense for the six months ended June 30, 2010 because of a significant net operating loss carry-forward of approximately $5 million.  A full valuation allowance has been recorded against the deferred tax asset resulting from the benefits associated with the net operating loss carry-forward.

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

BioElectronics Corporation (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 14 – COMMITMENTS AND CONTINGENCIES LITIGATION (CONTINUED)

As of the date of this filing, the Court of Special Appeals has not ruled on the Appeal. However, the Defendants intend to pursue the appeal toward either settlement or reversal.  It is management’s opinion that, the court’s decision will be reversed on appeal or the amount of damages will be reduced because the arbitrator used information beyond the evidence to reach his verdict.  Management’s position is also that any Judgment against the Corporation is improper because Mr. Whelan and the other Board members present had no authority to make this agreement on behalf of the Company.  The Board of Directors has had independent legal counsel prepare a complaint to pursue collection for unjust enrichment from the Directors who participated in the action.

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

Sales to eMarkets recognized for the three months ended June 30, 2010 and 2009 amounted to $615 and $97,477, respectively.  For the three months ended June 30, 2010 and 2009, the cost of goods sold to eMarkets amounted to $220 and $26,462, respectively.  Sales include $0 and $96,520 from bill and hold revenue transactions for the three months ended June 30, 2010 and 2009, respectively.

Sales transactions to eMarkets recognized for the six months ended June 30, 2010 include $1,887 in sales and $734 in cost of goods sold.  For the six months ended June 30, 2009, sales to eMarkets accounted for $113,227 in sales and $29,889 in cost of goods sold to eMarkets.  Sales include $0 and $112,270 from bill and hold revenue transactions for the six months ended June 30, 2010 and 2009, respectively.    The balance due from eMarkets was $10,171 and $165,297 at June 30, 2010 and December 31, 2009, respectively.  Such amounts were presented under “Trade receivables from related parties”.

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

INTRODUCTION

BioElectronics Corporation (OTCPK) (the “Company”) is the developer, marketer and manufacturer of patented, inexpensive, drug–free, topical, anti-inflammatory medical devices based upon proven therapy.  Pulsed electromagnetic therapy has been used by physicians, sports trainers, and therapist around the world for eighty years.  The Company has reduced the therapy to wafer thin devices that are applied directly to the body. The devices consist of an inexpensive microchip, battery and antenna that more effectively deliver the energy.  Recent improved circuitry has created a product that heals for 10 days and can be sold at prices competitive to hot and cold packs. These products will be sold very competitively on Direct Response Television (DRTV) and in the analgesic aisle in stores around the world.   The Company’s design cost goal is to make its chips ubiquitous or one in every bandage.

The DRTV and online marketing platforms enable customers to easily gain access to information regarding these new and exciting consumer products and the ability to purchase these items within the convenience of their own homes. The Company works with its distribution partners to provide product distribution, fulfillment and customer interaction, including the operation of customer call centers

An increased consumer awareness of the dangers of overuse of oral analgesics such as acetaminophen and non-steroidal anti-inflammatory drugs (NSAIDs) has significantly altered the competitive landscape for pain management therapeutics.  Many common anti-inflammatory pain medications are required to carry warning labels due to potential dangerous side effects (and some have been withdrawn altogether).  Therefore, there is significant market opportunity for a therapeutic agent with improved efficacy and no side-effects. The distinctive value proposition of the products is the delivery of drug-free therapy that reduces pain and inflammation and accelerates healing by 30% to 50% when compared with the present standard methods of patient care.  The market potential is estimated at $10 billion worldwide.

The Company’s immediate objective is to sell and distribute its three main products: ActiPatch® Back Pain Therapy, ActiPatch Knee Pain Therapy, and Allay™ Menstrual Cycle Pain Therapy, each of which has significant market potential.  To accomplish these objectives, we incurred significant additional costs in monthly expenses to:

•	File our audited financial statements with the SEC
•	Obtain additional regulatory clearances in Latin America, the US and Canada.
•	Establish brand management
•	Conduct consumer research
•	Develop infomercials
•	Research and develop new products and make product improvements

During the six months ended June 30, 2010, our sales and marketing focus was on launching direct response television (DRTV) in Latin America, Canada, and preparing other international launches of DRTV campaigns.  The development of our product marketing group and initiation of consumer research has increased sales and administration expense.  Likewise, we have engaged B2C Agency for direct response and advertising support for the United Kingdom and European market expansion.  We committed substantial resources to biophysics and regulatory consulting to obtain additional product market clearances in U.S., Latin America, and Canada.  Additionally, we have also made several significant product improvements in the electronics, packaging, and affixing methods.  Furthermore, as a result of our SEC filings, our accounting and legal costs have dramatically increased.

Securing additional U.S. FDA market clearance is central to market entry and product acceptance.  Plastic surgery is the only domestic market segment with current U.S. FDA market clearance.  We have developed a new device and honed our arguments on the power of our existing device to meet the standards for a broader indication-of-use market clearance from the U.S. FDA, and thus, we have submitted a form 510(k) for the new and existing device to the U.S. FDA for broader market clearance.  The new market clearance will enable us to market and sell to all surgeons and chronic would care providers, home health care agencies, and nursing homes.

We have received a Not Significantly Equivalent (NSE) letter from the U.S. FDA for both our Actipatch musculoskeletal pain and Allay Menstrual Pain Therapy market clearance applications.  We have filed formal requests to have both products reclassified under Section 513 of the Food and Drug Act.  The NSE letters are required to use the simpler reclassification provisions of the Section 513.  During the last several months, we have performed substantial tests and developed additional documentation to support our reclassification requests.  We have also developed an alternative over-the-counter device to submit in another product category to preclude the complications of a pulsed electromagnetic classification.  We are confident that we will obtain U.S. over-the-counter clearance for our products.

As of June 30, 2010, we have established distribution agreements with distributors that offer our product for sale in over 40 countries internationally, mainly in Europe, Latin America, Middle East and South East Asia.  The international market is expected to further expand going forward and to eventually constitute two-thirds of our total sales.

MAJOR GOALS, SIGNIFICANT ACTIVITIES AND RESULTS
DURING FIRST SIX MONTHS OF 2010

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

We have several major goals to continue the advancement of business operations, including:

•	Obtain additional U.S. FDA market clearances for:
o	the postoperative treatment of pain and edema in soft tissue
o	over-the-counter treatment of musculoskeletal pain
o	over-the-counter treatment of menstrual cycle pain and discomfort
o	the treatment of chronic pain
•	Develop a management team, DRTV, advertising, and brand management expertise and infrastructure necessary to support large scale, multiple product offerings on a national and international level.
•	Maintain primary management focus on our leading back pain, knee pain, and menstrual cycle pain blockbuster products.
•	Obtain 3rd party product reimbursement (insurance coverage) for kidney compromised, cardiovascular, diabetic and C-section patients.
•	Continue product improvements and manufacturing cost reductions to maintain market dominance.
•	Pursue additional clinical studies and research to support sales and marketing and new product introductions.
•	Optimize the Company’s presence on securities exchanges.

Additional U.S. Government FDA and International Regulatory Body Filings

Outside the U.S., our products are classified as Class II devices and are sold over-the-counter.  In the US, our products are currently classified as a high risk, Class III device.  We have U.S. FDA market clearance for the treatment of edema following blepharoplasty.  We have filed two additional 510(k) market clearance applications for “relief of musculoskeletal pain” and “relief of menstrual cycle pain and discomfort” for over-the-counter sales.  Even though the U.S. FDA is reluctant to give us over-the-counter clearance for a Class III device, we are currently pursuing both reclassification and approval of the pending applications.  We are also preparing an additional U.S. FDA market clearance request for our new chronic pain device and a market clearance request for post-operative pain and edema.  As we expand internationally, we are required to and do obtain additional market clearance in each country.

Continue to Build Our Four Primary Markets

We augmented our marketing team with two experienced Brand Managers to help build our brands.  As we grow, we plan to add additional brand management staff to manage new product categories such as foot care products, would care orthopedics, etc.

Due to BioElectronics having only limited U.S. FDA clearance of its products, mass distribution to direct consumers in the U.S. is prohibited.  We believe U.S. FDA clearance for our products is forthcoming, and thus, we are currently in the process of identifying and building a domestic distribution network for both the over-the-counter and medical markets.

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

The Company developed Direct Response Television (DRTV) materials produced by leading companies (Schulberg Media Works for English-speaking markets, and RC Productions for Hispanic markets) for both the ActiPatch Back Pain product and the Allay Menstrual Pain Therapy product. Subsequently, the commercials are extremely helpful with establishing partnerships with major DRTV companies to test our products in many countries. The Company contracted with TeleDEPOT in Latin America, where it completed a very successful test in several countries. In Turkey, the distributor has created a Turkish Allay infomercial and has begun DRTV testing and retail distribution.  In Canada, the Company has assumed sales and marketing responsibilities to prepare for its U.S. launch and to introduce its new disposable products.

Other Issues Relative to Plan of Operations

Cash Requirements - BioElectronics is currently in a positive current asset position with its current assets exceeding current liabilities.  As is typical for most growth companies, BioElectronics may, in the future, need to raise additional funds to finance its working capital requirements.  It is unknown at this time how much, if any, additional funds will be needed to execute our business plan, as it is highly dependent upon our sales growth trajectory over the coming quarters.

Research and Development – Our products are substantially developed and ready for sale, and many of our products are currently offered for sale on the international market.  We are designing several new products based on our core technologies with developmental costs being financed by funds provided by related parties.

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

RESULTS OF OPERATIONS

Our principal activity, to sell and market in the U.S. retail market, has not yet commenced due to the lack of U.S. FDA approval for our product.   As a result, we consider ourselves a development stage entity in accordance with FASB Accounting Standards Codification Topic 915, “Development Stage Enterprise”, and accordingly present, in our financial statements, the results of operations and other disclosures for the company for the period from our inception, April 10, 2000, to June 30, 2010.  Apart from the additional financial information provided regarding our financial results for the period from inception, April 10, 2000, to June 30, 2010, our designation as a Development Stage Company did not affect our accounting or other information provided in our financial statements.

Three and Six Months Ended June 30, 2010 and 2009

Revenue.  Revenue from operations for the three months ended June 30, 2010 and 2009 amounted to approximately $331,000 and $222,000, respectively, an increase of $109,000 or 49% over the prior year.  Revenues were approximately $613,000 and $516,000, for the six months ended June 30, 2010 and 2009, respectively, resulting in an increase of $97,000 or 19% over the prior year.  The following table summarizes the Company’s domestic, international and veterinary (related party) revenues earned during the three and six months ended June 30, 2010 and 2009:

	For the three months ended, June 30				For the six months ended, June 30
	2010		2009		2010		2009
	Amounts	Percentage	Amounts	Percentage	Amounts	Percentage	Amounts	Percentage

International	$291,904	88%	$70,215	32%	$551,907	90%	$190,426	37%
Domestic	39,169	12%	54,183	24%	59,452	10%	212,803	41%
Veterinary	406	0%	97,477	44%	1,887	0%	113,227	22%

	$331,479	100%	$221,875	100%	$613,246	100%	$516,456	100%

International sales increased by approximately $222,000 or 316% in the three months ended  June 30, 2010 and $361,000 or 190% in the six months ended June 30, 2010 from the comparative periods in 2009 as a result of new distributorship agreements signed in 2010 and increased sales through agreements signed in prior years.   Domestic sales reduced by approximately $15,000 or 28% in the three months ended June 30, 2010 and $153,000 or 72% in the six months ended June 30, 2010 from the comparative periods in 2009.  The reduction for the six month period resulted from sales of special cervical devices totaling $100,000 in 2009.

Veterinary revenues of $406 and $97,477 were recorded in the three months ended June 30, 2010 and 2009, respectively, and $1,887 and $113,227 were recorded in the six months ended June 30, 2010 and 2009, respectively.   The reduction in veterinary revenues is primarily due to eMarkets requesting shipment of the bill and hold transactions from 2009 in lieu of purchasing additional units.  eMarkets is our exclusive distributor of veterinary products to customers in certain countries outside of the United States.

At June 30, 2010, the Company has not yet delivered 43,005 units, totaling approximately $365,000 bill and hold sales recognized for the year ended December 31, 2009.  The units will be shipped during 2010 to help meet the distribution 2010 purchase obligation.

Cost of Goods Sold and Gross Margin.  Costs of goods sold for the three months ended June 30, 2010 and 2009 amounted to approximately $126,000 and $82,000, respectively, and for the six months ended June 30, 2010 and 2009 amounted to approximately $247,000 and $158,000, respectively.   Gross margin decreased from approximately 69% of sales for the six months ended June 30, 2009 to approximately 60% for the six months ended June 30, 2010.  The decrease was primarily the result of replacing 7,500 defective units totaling approximately $30,000 in cost of goods sold.  Other factors include higher production costs, which arose from an increase in the use of contingent workers to expedite shipment of the new Allay packaging, and higher shipping costs related to international sales.  We expect the normal gross margins on our products to be in the range of 66 % to 70 % of sales in the future, depending on product mix and sales prices. This gross margin range is consistent with other medical device and pharmaceutical companies.

General and Administrative Expense.  General and administrative expenses for the three months ended June 30, 2010 and 2009 amounted to approximately $652,000 and $187,000, respectively, and increase of $465,000 or 249%.  For the six months ended June 30, 2010, general and administrative expenses amounted to approximately $1,278,000 as compared to $447,000 in comparative period of 2009, an increase of $831,000 or 186% over the prior period.  The following table summarizes the Company’s general and administrative expenses for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
General and Administrative Expenses:	2010	2009	2010	2009
Depreciation and Amortization	$13,265	$3,645	$20,036	$7,290
Investor Relations Expenses	8,712	6,195	54,611	11,585
Legal and Accounting Expenses	168,655	50,632	369,590	69,330
Payroll Expenses	245,828	44,471	427,481	90,388
Sales Support Expenses	79,933	16,220	151,700	110,013
Other General and Administrative Expenses	136,053	65,494	254,976	158,443

Total General and Administrative Expenes	$652,446	$186,657	$1,278,394	$447,049

The Other General and Administrative Expenses include all payroll and related costs for the Company’s management, accounting, and administrative functions.  The increase in Other General and Administrative Expenses for the three and six months ended June 30, 2010 was primarily driven by an increase in sales and marketing personnel.  The payroll, compensation, and other payroll related expenses for the six months ended June 30, 2010 increased by approximately $337,000 compared to the previous period in 2009.  Additionally for the six month ended June 30, 2010, there was an increase in consulting expense of approximately $50,000 for consulting services related to product enhancements and preparing support for submissions to the FDA, and there was an increase in travel expense of approximately $15,000 related to several new trade shows and international distribution.  Further factors in the overall increase of General and Administrative Expenses are attributed to accounting, legal and investor relation consulting expenses necessary to prepare annual, quarterly and other reports for filing with the SEC.

Interest Expense. Interest expense increased to approximately $40,000 for the three months ended June 30, 2010 from approximately $21,000 in the comparable period in 2009.  For the six months ended June 30, 2010 and 2009, interest expense amounted to $69,000 and $41,000, respectively.   The increase in interest expense was mainly attributed to the new financing loans with IBEX, LLC and St. Johns, LLC.  IBEX, LLC is a limited liability company, whose President is the daughter of the President of the Company.  St. Johns, LLC is a limited liability company, which is owned by family members of the President of the Company

Net Loss.  Net losses during the three months ended June 30, 2010 and 2009 amount to approximately $492,000 and $68,000, respectively.  Net losses increased from approximately $129,000 during the first six months of 2009 to approximately $987,000 during the comparative period in 2010.  Losses were increased primarily due to increase in general and administrative expense and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are primarily cash flows from financing activities.  We raise funds for our operations by borrowing on notes, agreements with third parties and related parties, and selling equity in the capital markets.  We are still operating as a development stage company, in which we are devoting substantially all of our present efforts to developing our business.  For every year and period since our inception, we have generated negative cash flow from operations.   At June 30, 2010, our cash and cash equivalents were approximately $137,000. Since December 31, 2009, our balance of cash and cash equivalents decreased by approximately $160,000 as a result of our loss from operations in the first six months of 2010 of $986,826, offset by changes in our working capital balances and proceeds received from our financing activities, primarily proceeds from the issuance of related party notes payable and assignment of receivables under our factoring agreement with Jarenz LLC (“Jarenz”), a related party.  Jarenz is a limited liability company, whose owner is the daughter of the President of the Company.

Since our inception on April 10, 2000, the majority of our financing has been provided by the Company’s founders including the CEO, certain board members, and their immediate family and associates.  As of June 30, 2010, all of the Company’s debt was provided by these related parties.  We present the secured borrowing as short-term liabilities and the notes payable as long-term liabilities in our financial statements, as the holders of these notes (who are related parties) have no current intention to pursue repayment of these amounts.

At June 30, 2010, we had positive working capital of approximately $1,128,000 which is comparable to approximately $1,026,000 at December 31, 2009.

On January 1, 2005, we entered into an unsecured revolving convertible promissory note agreement (“the Revolver”) with IBEX, for a maximum limit of $2,000,000, with interest at the Prime Rate plus 2% (i.e. 5.25% for the six months ended June 30, 2010), and all accrued interest and principal due on or before January 1, 2015, whether by the payment of cash or by conversion into shares of our common stock.  The Revolver is convertible at various fixed conversion prices based on the Volume-Weighted Average Price (“VWAP”) for the 10 trading days preceding the date of note, which approximated the fair value of the Company’s stock at the date of conversion.  As of June 30, 2010, an amount of approximately $1,322,000 was drawn from the Revolver.

We refer to Note 8 of our interim financial statements included in this Report on Form 10-Q which contains information on borrowings received in the form of promissory notes from IBEX, LLC and St. Johns, LLC.

The Company entered into an Agreement (the “Agreement”) on March 5, 2010, with Jarenz pursuant to which Jarenz is providing accounts receivable financing and collection services to the Company.  The Agreement provides for the Company to assign certain accounts receivable balances to Jarenz in exchange for a cash advance amount of up to 80% of the face value of the receivables transferred; such amount determined upon discussions between the parties.    Following collection of the related receivable, Jarenz pays the balance thereof to BioElectronics minus the initial down payment and a discount fee earned by Jarenz.  Jarenz’s discount fee is a percentage of the cash advance amount based upon the number of days elapsing between the date of purchase by Jarenz and the date of collection of the related accounts receivable.  As at June 30, 2010, 10% of the initial down payment of the assigned receivables was drawn totaling approximately $86,000.  The Company will draw further cash advance amounts upon additional financing needs.

Net Cash Used In Operating Activities. Net cash used in operating activities amounted to approximately $975,000 and $434,000 in the six months ended June 30, 2010 and June 30, 2009, respectively.

Net cash used in operating activities amounted to approximately $975,000 for the six months ended June 30, 2010 primarily as a result of the net loss incurred, offset by changes in the Company’s capital balances including an increase in trade and other receivables of approximately $164,000, increase in accounts payable of approximately $167,000, and increase in inventory of approximately $468,000.

Net cash used in operating activities amounted to approximately $434,000 for the six months ended June 30, 2009 primarily as a result of the net loss incurred, offset by changes in the Company’s capital balances including an increase in trade and other receivables of approximately $154,000, decrease in accounts payable of approximately $87,000, increase in inventory of approximately $78,000, and decrease in customer deposits of approximately $119,000.

Net Cash Used in Investing Activities. During the six months ended June 30, 2010, we purchased approximately $31,000 of laboratory equipment to develop new products and to improve quality assurance.   We did not make any significant investments in fixed or other long-term assets during the six months ended June 30, 2009.

Net Cash Provided by Financing Activities. Net cash provided by financing activities amounted to approximately $847,000 and $402,000 in six months ended June 30, 2010 and June 30, 2009, respectively.  The increase of approximately $445,000 was primarily because of the increase in proceeds obtained from related party notes payable of approximately $533,000.

During the six months ended June 30, 2010, the Company generated approximately $847,000 in cash from financing activities through the issuance of notes payable to related parties (amounting to $815,000) and the assignment of receivables to related parties (amounting to $86,000).  The proceeds received from these activities were used to repay notes payable and financing of receivable (amounting to $54,000) and to fund operations during the year.

During the six months ended June 30, 2009, the Company generated $402,000 in cash from financing activities mainly through the issuance of related party notes payable (amounting to $282,000) and the sale of common shares (amounting to $190,000).  The funds received were used to repay certain notes payable and related party notes payable (amounting to $71,000) and to fund operations.

Going concern.   The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  We have incurred substantial losses from operations in the six months ended June 30, 2010 and prior years, including a net loss of approximately $987,000 and $268,000 for the six months ended June 30, 2010 and June 30, 2009 respectively.  The Company also has an accumulated deficit as of June 30, 2010 of $11,651,316.

The Company projects that it will require an additional $300,000 in working capital in the next 12 months.  Management has already loaned the Company $200,000 and is committed to loan the additional $100,000.  Given a current ratio of 1:4, management assumes it can finance some additional growth with asset based financing.  If sales increase as anticipated, the Company will seek additional capital from new investors.  The Company has prepared a financing proposal to discuss opportunities with potential investors or possible strategic partners.   However, we can provide no assurance that we will be able to obtain financing on reasonable terms and at sufficient levels to enable us to complete developmental activities, receive U.S. FDA approval and develop sufficient sales revenue and achieve profitable operations.  Until sufficient financing has been received to complete our developmental activities, there exists substantial doubt as to our ability to continue as a going concern.

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

Based on the evaluation, our President, Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 9A, as of June 30, 2010, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

(iii) Insufficient segregation of duties in our finance and accounting functions due to limited personnel.   During the six months ended June 30, 2010, we had one person on staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.   This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.   These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in internal control over financial reporting during the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
The Company and Andrew Whelan, President & CEO, were defendants in a lawsuit brought by a plaintiff who is seeking damages arising from a breach by the Company of certain alleged oral contractual obligations.  The plaintiff claimed that, pursuant to these alleged obligations, he would have been entitled to receive common stock from the Company as compensation for rendering certain services to the Company.  The matter was removed from Maryland state court to arbitration provided for in the contract at issue.  The plaintiff prevailed in arbitration, and a judgment was entered against BioElectronics Corporation, PAW, LLC and Andrew Whelan in the amount of $1,217,919.10.  The Company believes the plaintiff’s claims to be without merit and the arbitrator’s decision to have been possible only by a manifest disregard of the law.  As such, the Company and Mr. Whelan filed a Petition to Vacate Arbitration Award with the Maryland Court of Special Appeals.  Though no rulings have yet been issued, a mediation hearing on the petition was held on June 17, 2010.  During the mediation hearing, no resolution was made, and the mediation was terminated.  The Company intends to continue defend the matter and vigorously pursue any and all available remedies.

The Board of Directors has had independent legal counsel prepare a complaint to pursue collection for unjust enrichment from the Directors who participated in the action.

Item 1A. Risk Factors.  As a smaller reporting company, Registrant is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 18, 2010 and May 21, 2010, the Company issued and tendered 1,000,000 and 2,200,000 common shares to consultants in respect of services provided in the year ended December 31, 2009.  The shares were recorded at $0.00225 per share (or $7,200 in aggregate), and the related expense was recorded in the prior year.

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

Item 4. (Removed and Reserved). Not applicable.

Item 5. Other Information.  Not applicable

Item 6. Exhibits.

Exhibit 31.1. Certification of Principal Executive Officer and Principal Financial Officer
Exhibit 32.1. Certification of Andrew Whelan, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
Exhibit 99.  Additional Exhibits

SIGNATURES

Pursuant to the requirements of  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Frederick, Maryland, on August 16, 2010.

BIOELECTRONICS CORPORATION

August 16, 2010	By:	/S/ Andrew Whelan

Andrew Whelan

President, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on August 16, 2010.

Signature	Title

/S/ Andrew Whelan	President, Chief Executive Officer, Chief Financial Officer and Director
Andrew Whelan	(Principal Executive Officer and Principal Financial Officer)