Form 10-Q
period 2010-09-30
BioElectronics Corp
filed 2010-11-16
CIK 1320869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares of common stock, issued and outstanding as of November 5, 2010 is 1,499,448,871

BIOELECTRONICS CORPORATION

(A Development Stage Company)
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3
	Condensed Balance Sheets – (Unaudited) September 30, 2010 and December 31, 2009	3

	Condensed Statement of Operations – (Unaudited) Nine months and three months ended September 30, 2010 and 2009 and April 10, 2000 (date of inception) to September 30, 2010	4

	Condensed Statement of Cash Flows – (Unaudited) Nine months ended September 30, 2010 and 2009, and April 10, 2000 (date of inception) to September 30, 2010	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4T.	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	(Removed and Reserved)	40
Item 5.	Other Information	40
Item 6.	Exhibits	40

	Signatures	41
“We”, “Us”, “Our” and “BIEL” unless the context otherwise requires, means BioElectronics Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
BioElectronics Corporation (A Development Stage Company)
Condensed Balance Sheets
	As of September 30,	As of December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,676	$296,352
Trade and other receivables, net	-	402,003
Trade receivable assigned to related party	497,147	-
Trade receivable from related parties	53,971	165,297
Inventory	898,011	201,359
Prepaid expenses and others	66,915	102,635
Total current assets	1,571,720	1,167,646

Property and equipment	119,251	93,502
Less: Accumulated depreciation	(91,207)	(79,921)
Property and equipment, net	28,044	13,581

Total assets	$1,599,764	$1,181,227

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$243,425	$85,661
Accrued expenses	249,470	43,241
Notes payable	19,536	12,654
Financing of receivables with related party	67,958	-
Total current liabilities	580,389	141,556

Long-term liabilities:
Related party notes payable	3,495,164	1,824,176
Total liabilities	4,075,553	1,965,732
Commitments and contingencies
Stockholders' deficiency:
Common stock, par value $0.001 per share, 1,500,000,000 authorized at September 30, 2010 and December 31, 2009 and 1,499,448,871 and 1,470,998,871 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,499,448	1,470,999

Additional paid-in capital	8,624,432	8,408,986
Deficit accumulated during the development stage	(12,599,669)	(10,664,490)
Total stockholders' deficiency	(2,475,789)	(784,505)
Total liabilities and stockholders' deficiency	$1,599,764	$1,181,227
The accompanying notes are an integral part of these condensed financial statements.

BioElectronics Corporation (A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,	Period from April 10, 2000 (Inception) to September 30,
	2010	2009	2010	2009	2010
Sales	$50,470	$74,874	$663,717	$591,330	$4,115,301
Cost of Goods Sold	56,811	12,852	303,457	170,933	1,817,950
Gross profit	(6,341)	62,022	360,260	420,397	2,297,351

General and Administrative Expenses:
Depreciation and Amortization	12,867	3,645	32,903	10,935	129,616
Investor Relations Expenses	17,313	-	71,923	11,585	1,666,484
Legal and Accounting Expenses	94,636	-	464,226	49,208	1,247,279
Sales Support Expenses	314,363	-	466,064	54,523	1,893,994
Other General and Administrative Expenses	454,940	102,608	1,137,398	427,191	8,323,530

Total General and Administrative Expenses	894,119	106,253	2,172,514	553,442	13,260,903

Loss from Operations	(900,460)	(44,231)	(1,812,254)	(133,045)	(10,963,552)

Interest Expense and Other:
Interest Expense	(47,891)	(42,904)	(117,234)	(83,505)	(1,594,574)
Loss on Disposal of Assets	-	-	(5,691)	-	(41,543)

Total Interest Expense and Other	(47,891)	(42,904)	(122,925)	(83,505)	(1,636,117)
Loss Before Income Taxes	(948,351)	(87,135)	(1,935,179)	(216,550)	(12,599,669)
Provision for Income Tax Expense	-	-	-	-	-

Net loss	$(948,351)	$(87,135)	$(1,935,179)	$(216,550)	$(12,599,669)

Net loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted Average Number of Shares Outstanding - Basic and Diluted	1,499,448,871	1,325,999,863	1,481,415,538	820,484,844	N/A

The accompanying notes are an integral part of these condensed financial statements.

BioElectronics Corporation (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,	Nine Months Ended September 30,	Period from April 10, 2000 (Inception) to September 30,
	2010	2009	2010
Cash flows from Operating Activities:
Net loss	$(1,935,179)	$(216,550)	$(12,599,669)
Adjustment to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization	22,686	10,935	120,970
Provision for bad debts	-	-	58,255
Amortization of non-cash debt issuance costs	-	-	725,373
Non-cash expenses	-	210,960	1,455,978
Stock-based employee compensation expense	206,696	-	244,637
Non-cash interest related to notes payable	-	5,018	592,418
Non-cash interest related to related party notes payable	112,202	114,182	(66,585)
Amortization of loan costs	-	-	129,852
Increase in related party notes payable for services rendered	178,786	-	741,562
Loss on disposal of property and equipment	5,691	-	41,543

Changes in Assets and Liabilities
(Increase) Decrease in:
Trade and other receivables	435,794	(113,467)	(189,759)
Trade receivables assigned to related party	(530,938)	-	(530,938)
Inventory	(696,652)	(188,400)	(898,011)
Trade receivable from related parties	111,326	-	111,326
Prepaid expenses and others	37,245	(24,100)	(52,735)

Increase (Decrease) in:
Accounts payable	157,764	(329,695)	383,673
Accrued expenses	213,429	(243,453)	465,112
Customer deposits	-	(119,398)	-
Net cash used in operating activities	(1,681,150)	(893,968)	(9,266,998)

Cash flows from Investing Activities
Acquisition of property and equipment	(31,440)	-	(160,169)
Net cash Used in Investing Activities	(31,440)	-	(160,169)

Cash flows from Financing Activities
Proceeds from note payable, net of loan costs of $10,000	-	-	1,090,148
Payments on note payable	(6,043)	(62,000)	(534,262)
Proceeds from related party notes payable	1,410,000	1,731,186	6,214,953
Proceeds from financing of receivables with related party	116,978	-	116,978
Payments on related party notes payable	-	(931,600)	(969,803)
Payments for financing of receivables with related party	(49,021)	-	(49,021)
Proceeds from issuance of common stock	-	790,200	3,623,837
Other	-	-	(9,987)
Net cash provided by financing activities	1,471,914	1,527,786	9,482,843

Net increase (Decrease) in cash	(240,676)	633,818	55,676
Cash- Beginning of Period	296,352	55,278	-
Cash- End of Period	$55,676	$689,096	$55,676

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$5,132	$-	$71,764

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	$30,000	$991,201	$3,339,625
Issuance of common stock from accrued expense	$7,200	$-	$7,200
Conversion of warrants into common stock	$-	$-	$5,336
Prepaid insurance expense through issuance of notes	$23,348	$-	$36,002
Equipment purchases financed through capital leases and notes payable	$-	$-	$9,986

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 - BASIS OF PRESENTATION

The Company

The unaudited condensed financial statements included herein have been prepared by BioElectronics Corporation (the “Company”, “we” or “us”), a Maryland corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.   All such adjustments are of a normal recurring nature.  Although, the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), have been condensed or omitted pursuant to such rules and regulations.

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

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Background

BioElectronics Corporation (OTCQB) (the “Company”) is the developer, marketer and manufacturer of patented, inexpensive, drug–free, topical, anti-inflammatory medical devices based upon proven therapy.  Pulsed electromagnetic therapy has been used by physicians, sports trainers, and therapist around the world for eighty years.  The Company has reduced the therapy to wafer thin devices that are applied directly to the body. The devices consist of an inexpensive microchip, battery and antenna that more effectively deliver the energy.  Recent improved circuitry has created a product that heals for 10 days and can be sold at prices competitive to hot and cold packs. These products will be sold very competitively on Direct Response Television (DRTV), Direct-To-Consumer (DTC) and in the analgesic aisle in stores around the world.   The Company’s design cost goal is to make its chips ubiquitous or one in every bandage.

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

The Company’s immediate objective is to sell and distribute its three main products: ActiPatch® Back Pain Therapy, ActiPatch Knee Pain Therapy, and Allay™ Menstrual Cycle Pain Therapy, each of which has significant market potential.  To accomplish these objectives, we incurred significant additional costs in period expenses to:

•	File our audited financial statements and other reports with the SEC
•	Obtain additional regulatory clearances in Latin America, and U.S.
•	Grow our international distribution network
•	Establish global brand management
•	Conduct consumer and market research in more areas
•	Develop and broadcast infomercials
•	Research and develop new products and make product improvements

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

During the nine months ended September 30, 2010, our sales and marketing focus was on launching DRTV in Latin America, Canada, and preparing other international launches of DRTV campaigns.  The development of our product marketing group and initiation of consumer research has increased sales and administration expense.  Likewise, we have engaged B2C Agency for direct response and advertising support for the United Kingdom and European market expansion.  We committed substantial resources to biophysics and regulatory consulting to obtain additional product market clearances in U.S., Latin America, and Canada.  Additionally, we have also made several significant product improvements in the electronics, packaging, and affixing methods.  Furthermore, as a result of our SEC filings, our accounting and legal costs have dramatically increased.

The Company is also focused on the domestic plastic surgery market, based on our U.S. Food and Drug Administration (FDA) market clearance that is limited for post eye surgery, and with prescription use only.  In the prior fiscal year, we changed our marketing and sales focus to the DTC markets for menstrual pain and back pain, where we concentrate on DRTV and retail presence. The DTC and DRTV markets are more attractive because:

1.	Our products are sold directly, allowing us to control the marketing;

2.	Back Pain and Menstrual Pain products are much larger than post plastic surgery market. For example, in the US alone:

a.
Back injuries are the leading cause of disability in the United States for people younger than 45 years of age and represent the most expensive health care problem for people between 20 years and 50 year old;

b.	Approximately 1.0% of the United States population is chronically disabled due to back pain and an additional 1% is temporarily disabled and;

c.	Each year, two percent of the United States work force has compensable back injuries each year;

d.	Patients suffering from back pain consume more that $90 billion annually in health-care expenses, with approximately $26 billion of that amount directly attributable to treating back pain;

e.	A study by Duke University found the annual per capita expenditures for patients with back pain were 1.6 times higher than those without back pain.

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

3.
The Over-the-counter (OTC) markets are more accessible internationally where we already have regulatory approvals to sell our products without prescription. DRTV helps us access these markets very fast, with only modest investments to start a campaign.

This significant change in company strategy is resulting in improvements in product response, capture rate, pricing, market penetration, and other internal key performance measures. During this expense, we developed new products that are much more consumer oriented, supported with advanced market research and marketing strategy. Examples of our new and exciting products include:

1.
Allay Menstrual Pain Therapy (disposable version) – We have developed a monthly device with a much thinner and smaller profile results in better market pricing.  We support the marketing of this device by a new tagline “So you can be there... and be yourself”. This tagline and theme was developed after extensive one-on-one interview sessions, using advanced interview techniques.   We also recently commenced a DRTV campaign with a new and exciting product in the UK that targets consumers to enroll in our “Loyalty Program.”  As a member of the Loyalty Program, consumers receive mothly product shipments and better pricing. Using this continuity model, we develop highly loyal customers who purchase in excess of $150 of product annually.

2.
Insole Product – We just started manufacturing a new product that has our device inside a gel insole. This new product will be the only gel insole with an actual active therapeutic agent that treats inflammation and pain at the source for the tens of millions of people who suffer from heel pain, where the main injury condition is called Plantar Fasciitis. Together with our clinical study for patients with Plantar Fasciitis, we will be able to make a successful marketing campaign for the new insoles. This product has a significant competitive advantage over any other product in the market. While we are able to produce and market it ourselves, for this specific product we are not eliminating the option to partner with large international players in the insole market.

3.
ActiPatch New Product Line – As with Allay, our current ActiPatch device works for at least 720 hours. We are replacing it with a device that works for 5-7 days, and be sold for a lower price, to increase trial and repeat purchase. Our products area very cost-effective alternative therapy, especially with improvements to our targeted pricing and production processes.

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

Securing additional U.S. FDA market clearance is central to market entry and product acceptance.  Plastic surgery is the only domestic market segment with current U.S. FDA market clearance.  We have developed a new device and honed our arguments on the power of our existing device to meet the standards for a broader indication-of-use market clearance from the U.S. FDA, and thus, we have submitted three form 510(k)’s for the new and existing device to the U.S. FDA for broader market clearance.  The new market clearance will enable us to market and sell to all surgeons and chronic would care providers, home health care agencies, and nursing homes.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

As defined by Accounting Standards Codification (ASC) Topic 915, “Development Stage Entities,” the Company is devoting substantially all of its present efforts to developing its business, developing markets, training and development of personnel, raising capital, and financial planning.  Consequently, the Company has not yet commenced one of its planned principal activities, the sales of products in the U.S. retail market.  Accordingly, other activities have commenced but there has been no significant revenue therefrom.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.  Costs of start-up activities, including organizational costs, are expensed as incurred as the Company continues to obtain FDA approval for its products.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less as short-term investments.

TRADE RECEIVABLES

The Company maintains reserves on customer accounts where estimated losses may result from the inability of its customers to make required payments.  These reserves are reviewed and determined based on a number of factors on a weekly basis, including the current financial condition of specific customers, the age of specific trade and other receivable balances and historical loss rate.  The allowance for doubtful accounts was $33,791 at both September 30, 2010 and December 31, 2009.  Bad debt expense for the nine months ended September 30, 2010 and September 30, 2009 were $0 and $5,085, respectively.  For the three months ended September 30, 2010 and September 30, 2009, bad debt expense was $0 and $5,085, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred.  However, costs incurred to fund the production of advertisements are capitalized and reported as a prepaid expense if the related advertisement has not yet been broadcast to the public.  Any prepaid costs are amortized over the contract period directly attributable to a specific broadcast.   Prepaid advertising cost incurred to fund the production of infomercials, as part of our DRTV campaign, was $38,324 and $34,014 at September 30, 2010 and December 31, 2009, respectively.  Amortized advertising costs for the nine months ended September 30, 2010 and September 30, 2009 were $20,980 and $0, respectively.  Amortized advertising costs for the three months ended September 30, 2010 and September 30, 2009 were $9,581 and $0, respectively.

REVENUE RECOGNITION

Sales and related cost of product sold are recognized when legal title passes to the purchaser, which is primarily upon shipment of products. When customers, under the terms of specific orders, request that the Company invoice goods and hold the goods (“Bill and Hold”) for future shipment, the Company recognizes revenue when legal title to the finished goods inventory passes to the purchaser. Generally, the Company receives cash from the purchaser when legal title passes. The Company believes it has met the criteria required by the accounting standards for Bill and Hold treatment.

ISSUANCE OF STOCK FOR NON-CASH CONSIDERATION

All issuances of the Company’s stock for non-cash consideration are assigned a per share amount based on either the market value of the shares issued or the value of consideration received, whichever is more readily determinable.  The majority of the non-cash consideration pertains to services rendered by consultants and others.  The fair value of the services received was used to record the related expense and value attributed to the shares issued.  Fair value is calculated in accordance with ASC 718 – Stock Compensation, whereby the Company accounts for the compensation cost based on the grant date.  On March 18, 2010, the Company issued 1,000,000 common shares, and on May 21, 2010, the Company issued 2,200,000 common shares to consultants in respect of services provided in the year ended December 31, 2009.   The shares were valued at $0.00225 per share (or $7,200 in aggregate) and were issued as payment of an accrued liability recorded in the Company’s balance sheet as of September 30, 2010.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In May 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-19, “Multiple Foreign Currency Exchange Rates (Topic 830)”. The amendments in this Update are effective for reported balances in an entity’s financial statements that differ from their underlying U.S. dollar denominated values occurring in the first interim or annual period ending on or after March 15, 2010. The amendments are to be applied retrospectively. The Company adopted these amendments in 2010 and the adoption did not have and is not expected to have a material impact on the disclosures in the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset.”  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company adopted these amendments in the third quarter of 2010 and the adoption did not have and is not expected to have a material impact on the disclosures in the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010 with prospective application.  Early adoption is permitted with specific provisions.  The Company adopted these amendments in the third quarter of 2010 and the adoption did not have and is not expected to have a material impact on the disclosures in the Company’s financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The Company adopted these amendments in the third quarter of 2010 and the adoption did not have and is not expected to have a material impact on the disclosures in the Company’s financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The adoption of this standard did not have and is not expected to have a significant impact on the Company’s financial statements.

In September 2009, the FASB issued ASU 2009-13 (Topic 605-25), “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company adopted these amendments in the third quarter of 2010 and the adoption did not have and is not expected to have a material impact on the disclosures in the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its financial statements.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations. Due to the "start up" nature of our business, we expect to incur losses as we continue to identify and develop new markets and distributors.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital, but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company sustained a net loss of $1,935,179 for the nine months ended September 30, 2010.  The Company projects that it will require an additional $900,000 in working capital in the next 12 months.  Management has already loaned the Company $200,000 and is committed to loan the additional $350,000.  Given a current ratio of 1:3, management assumes it can finance some additional growth with asset based financing.  As well, the Company is discussing various strategic alternatives with investors.  If sales increase as anticipated, the Company will seek additional capital from new investors.  The Company has prepared a financing proposal to discuss opportunities with potential investors or possible strategic partners.  However, the Company can provide no assurance that it will be able to obtain the financing it needs to continue its efforts for market acceptance, U.S. FDA approval and to maintain operations and alleviate doubt about its ability to continue as a going concern.

NOTE 4 - INVENTORY

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) and consist of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Raw materials	$182,130	$27,900

Finished goods	715,881	173,459
	$898,011	$201,359

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods for taxes purposes, where appropriate. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Repairs and maintenance are expensed as incurred.  Expenditures that increase the value or productive capacity of assets are capitalized.  When property and equipment are retired, sold, or otherwise disposed of, the assets carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Property and equipment consists of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Machinery & Equipment	$112,369	$86,620
Leasehold improvements	6,882	6,882
Total property and equipment	119,251	93,502

Less: accumulated depreciation	(91,207)	(79,921)
Total property and equipment, net	$28,044	$13,581

Depreciation expense on property and equipment amounted to $11,922 and $10,935 for the nine months ended September 30, 2010 and September 30, 2009, respectively.  For the three months ended September 30, 2010 and September 30, 2009, depreciation expense amounted to $3,286 and $3,645, respectively.

NOTE 6 – INSURANCE PREMIUM FINANCING

During 2009, the Company entered into an insurance premium financing agreement with an independent company to purchase insurance policies for directors’ and officers’ liability, general liability and product liability.  The annual interest rate was 6.26%.  The remaining balance of the amount financed was $12,654 as of December 31, 2009, and payments of $12,654 were made during the nine months ended September 30, 2010.  The interest expense for this note was $0 for the three and $100 for the nine months ended September 30, 2010.

On June 22, 2010, the Company entered into a new insurance premium financing agreement with an independent company to purchase insurance policies for directors’ and officers’ liability to replace a portion of the policy described above.  The annual interest rate is 5.51%, the amount financed is $12,925.  Additionally, on September 15, 2010, the Company entered into separate insurance premium financing agreement with the same independent company to purchase insurance policies for both general and product liability.  The annual interest rate is 5.51%, the amount financed is $10,423.  Payments of $3,814 were made on both financing agreements during the nine months ended September 30, 2010.  The interest expense for this note was $65 for the three and nine months ended September 30, 2010.

NOTE 7 – FINANCING OF RECEIVABLES WITH RELATED PARTY

The Company entered into an agreement (the “Agreement”) on March 5, 2010, with Jarenz LLC (“Jarenz”) pursuant to which Jarenz provides accounts receivable financing and collection services to the Company.  Jarenz is a related party, as defined in ASC 850, whose owner is a daughter of the President of the Company.

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

The Company accounts for transactions under the Agreement as secured borrowings since the Company has not surrendered control of the transferred accounts receivable to Jarenz under the Agreement.  The Company reports the proceeds received from Jarenz as a current liability.   The discount fee and any subsequent interest payments are recorded as interest expense in the Statement of Operations.  The accounts receivable balance at September 30, 2010 includes receivables amounting to $497,147 which have been assigned to Jarenz under the Agreement.

NOTE 7 – FINANCING OF RECEIVABLES WITH RELATED PARTY (CONTINUED)

As of September 30, 2010, Jarenz received $12,910 from the assigned receivables which was not yet forwarded to the Company.  Interest expense of $4,865 was recorded for the nine months ended September 30, 2010, and interest expense of $911 was recorded for the three months ended September 30, 2010.

NOTE 8 – RELATED PARTY NOTES PAYABLE

On January 1, 2005, the Company entered into an unsecured revolving convertible promissory note agreement (“the Revolver”) with IBEX, LLC (“IBEX”) for a maximum limit of $2,000,000, with interest at the Prime Rate plus 2% (5.25% for the nine months ended September 30, 2010), and all accrued interest and principal due on or before January 1, 2015, whether by the payment of cash or by conversion, at the option of the holder, into shares of the Company’s common stock.  The Revolver is convertible at various fixed conversion prices based on the Volume-Weighted Average Price (“VWAP”) which is calculated by averaging the 10 trading days preceding the date of note, which approximated the fair value of the Company’s stock at the date of conversion.  IBEX, LLC is a related party limited liability company, whose President is a daughter of the President of the Company.  The balance of the Revolver was $1,308,895 as at September 30, 2010.

In addition to the Revolver as described above, the Company has entered into the following convertible promissory note agreements with related parties:

Date Issued	Principal Amount	Due Date	Lender	Conversion Price

August 1, 2009	$519,920	August 31, 2011	IBEX, LLC	$0.019
February 9, 2010	135,000	February 2, 2012	IBEX, LLC	$0.010
March 31, 2010	310,000	March 31, 2012	IBEX, LLC	$0.010
April 15, 2010	20,000	April 30, 2012	IBEX, LLC	$0.010
May 5, 2010	120,000	May 31, 2012	IBEX, LLC	$0.010
May 14, 2010	100,000	May 31, 2012	IBEX, LLC	$0.010
June 22, 2010	130,000	June 30, 2012	IBEX, LLC	$0.010
June 30, 2010	95,795	June 30, 2012	St. Johns, LLC	$0.010
July 15, 2010	10,000	July 31, 2012	IBEX, LLC	$0.010
July 23, 2010	100,000	July 31, 2012	IBEX, LLC	$0.008
August 9, 2010	100,000	August 31, 2012	Robert Whelan	$0.006
August 9, 2010	100,000	August 31, 2012	Janel & Ryan Zaluski	$0.006
August 31, 2010	61,109	August 31, 2012	St. Johns, LLC	$0.007
September 7, 2010	50,000	September 30, 2012	IBEX, LLC	$0.007
September 14, 2010	185,000	September 30, 2012	IBEX, LLC	$0.007
September 30, 2010	50,000	September 30, 2012	IBEX, LLC	$0.007
September 30, 2010	21,882	September 30, 2012	St. Johns, LLC	$0.007

NOTE 8 – RELATED PARTY NOTES PAYABLE (CONTINUED)

Each of the above promissory notes bears simple interest at 8% per annum, and all accrued interest and principal is due on the maturity date.  At the option of the holder, the promissory notes are convertible into common shares of the Company’s stock at a conversion rate equal to the quotient of (i) a sum equal to the entire outstanding principal and interest, divided by (ii) the conversion price indicated in the table above.  According to the Security Agreements dated August 1, 2009 and February 9, 2010, the Company grants IBEX a security interest in, all of the right, title, and interest of the Company, in and to all of the Company’s personal property and intellectual property, and all proceeds or replacements as collaterals.  Robert Whelan is the son and Janel Zaluski is a daughter of the President of the Company.  Additionally, St. Johns, LLC is a limited liability company, which is owned by family members of the President of the Company.

Total interest expense incurred on the related party notes payable for the nine months ended September 30, 2010 and 2009 was $112,202 and $30,692, respectively.  For the three months ended September 30, 2010 and September 30, 2009, interest expense amounted to $46,916 and a credit benefit of $9,786, respectively.

NOTE 9 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted share data:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Common Stock:
Weighted average number of shares outstanding – basic	1,499,448,871	1,325,999,863	1,481,415,538	820,484,844

Effect of dilutive securities:
Options and Warrants	-	-	-	-
Weighted average number of shares outstanding – diluted	1,499,448,871	1,325,999,863	1,481,415,538	820,484,844

Options and Warrants not included above (anti-dilutive)
Options to purchase common stock	-	-	350,000	350,000
Restricted Stock grants awarded to employees not yet issued	10,000,000	-	76,550,000	-
Warrants to purchase common stock	-	-	332,000	4,844,444

	10,000,000	-	77,232,000	5,194,444

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

As of September 30, 2010, the Company had 17,565,000 shares available for future grant under the Plan.

Restricted Stock

The following table is a summary of activity related to restricted stock grants to directors, consultants and key employees for the nine months ended September 30, 2010:

Restricted shares granted	76,550,000
Weighted average grant date fair value per share	$0.01381
Aggregate grant date fair value	$1,057,156
Restricted shares forfeited	-
Vesting service period of shares granted	3 years
Grant date fair value of shares vested	$-

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

As of September 30, 2009, there were 4,350,000 shares of restricted stock granted under the Plan.

The Company adopted the provisions of SFAS No. 123R in the beginning of 2006.  SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized as an expense over the service period or vesting term.   Accordingly, compensation costs recognized for the restricted stock for the nine months ended September 30, 2010 and 2009 totaled $206,695 and $0, respectively.  For the three months ended September 30, 2010 and 2009, compensation expense was $83,227 and $0, respectively.

NOTE 10 – SHARE BASED COMPENSATION (CONTINUED)

Stock Options
Option awards are granted with an exercise price equal to Company's bid price on the Over-the-Counter Pink Sheets on the date of grant, which is fair value.  The options vest over three years of continuous service and are exercisable over ten years from the date of grant.

There were no grants, exercises or expirations of options during the nine months ended September 30, 2010.

Summary information about the Company's stock options outstanding as of September 30, 2010:

		Weighted Average
Exercise	Options	Remaining Years of	Weighted Average	Options
Price	Outstanding	Contractual Life	Exercise Price	Exercisable

$0.300	350,000	0.25	$0.300	350,000

NOTE 11 - WARRANTS

There were no grants or exercises of warrants during the nine months ended September 30, 2010.  All warrants have expired as of September 30, 2010.

NOTE 12 – FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable and notes payable.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and/or approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

NOTE 13 – INCOME TAXES

The Company has not provided for income tax expense for the nine months ended September 30, 2010 because of a significant net operating loss carry-forward of approximately $5.9 million.  A full valuation allowance has been recorded against the deferred tax asset resulting from the benefits associated with the net operating loss carry-forward.

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

The Company is involved, on a continuing basis, in monitoring our compliance with jurisdictional laws and in making capital and operating improvements necessary to comply with existing and anticipated regulatory requirements.  While it is impossible to predict with certainty, management currently does not foresee such expenses in the future as having a material effect on the business, results of operations, or financial condition of the Company.

William Lyons v. BioElectronics Corporation
In 2005, a lawsuit was filed against the Company by William Lyons for alleged breach of contract and conversion claims associated with fees for services provided to the Company.  Mr. Lyons alleged that Andrew Whelan, the President of the Company, the Company, and PAW II, a Maryland limited liability company, (collectively, “the Defendants”) reached an agreement to convey stock to Mr. Lyons. As discussed in Note 16 – Subsequent Events, and as a result of a subsequent settlement, the Company recorded a loss of $235,000 in accordance with ASC Topic 450 “Contingencies” in the three months and nine months ended September 30, 2010.

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

NOTE 15 – RELATED PARTY TRANSACTIONS (CONTINUED)

Sales to eMarkets recognized for the three months ended September 30, 2010 and 2009 amounted to $370 and $1,590, respectively.  For the three months ended September 30, 2010 and 2009, the cost of goods sold to eMarkets amounted to $172 and $459, respectively.  Sales include $0 from bill and hold revenue transactions for the both the three months ended September 30, 2010 and 2009, respectively.

Sales transactions to eMarkets recognized for the nine months ended September 30, 2010 include $2,257 in sales and $906 in cost of goods sold.  For the nine months ended September 30, 2009, sales to eMarkets accounted for $114,817 in sales and $30,348 in cost of goods sold to eMarkets.  Sales include $0 and $112,270 from bill and hold revenue transactions for the nine months ended September 30, 2010 and 2009, respectively.  The balance due from eMarkets was $41,053 and $165,297 at September 30, 2010 and December 31, 2009, respectively.  Such amounts were presented under “Trade receivables from related parties”.

NOTE 16 – SUBSEQUENT EVENTS

The Company and Andrew Whelan, President & CEO, were defendants in a lawsuit brought by a plaintiff who is seeking damages arising from a breach by the Company of certain alleged oral contractual obligations.  The plaintiff claimed that, pursuant to these alleged obligations, he would have been entitled to receive common stock from the Company as compensation for rendering certain services to the Company.  The matter was removed from Maryland state court to arbitration provided for in the contract at issue.  The plaintiff prevailed in arbitration, and a judgment was entered against BioElectronics Corporation, PAW, LLC and Andrew Whelan. The case was subsequently settled for a lump sum payment of $235,000 and recorded in the three and nine months ended September 30, 2010.

On November 10, 2010 the Company increased its authorized shares of common stock to 1,750,000,000 in order to cover the potential issuance of common stock.  The holders of the remaining shares to be issued upon conversion or exercise of equity instruments are likely to promptly resell the shares into the public market. It is possible that resale of these shares will significantly reduce the market price for our common stock. In addition, the issuance of shares upon conversion of the convertible notes or exercise of the options will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline.

NOTE 16 – SUBSEQUENT EVENTS (CONTINUED)

The Company will restate and reissue previously issued statements as following:

1.	Audited financial statements for the fiscal years ended December 31, 2006 through December 31, 2009 (prepared in accordance with Article 8 of Regulation S-X);

2.	Unaudited (but reviewed by independent auditors) quarterly financial statements, for the sixteen quarters in 2006 through 2009 consistent with the requirements of Article 10 of Regulation S-X; and

3.
Management’s Discussion and Analysis disclosure for the fiscal years ended December 31, 2006 through December 31, 2009, as well as the sixteen fiscal quarters in 2006 through 2009, which will separately address the annual and quarterly periods, as well as narrative disclosure of operating results, trends, and liquidity for each interim and annual period.

The Company plans to file the above items in aggregate by December 23, 2010 in lieu of filing separate Forms 10-K for the fiscal years ended December 31, 2006 through December 31, 2009 and Forms 10-Q for each of the quarters in 2006 through 2009.

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

INTRODUCTION

BioElectronics Corporation (OTCPK) (the “Company”) is the developer, marketer and manufacturer of patented, inexpensive, drug–free, topical, anti-inflammatory medical devices based upon proven therapy.  Pulsed electromagnetic therapy has been used by physicians, sports trainers, and therapist around the world for eighty years.  The Company has reduced the therapy to wafer thin devices that are applied directly to the body. The devices consist of an inexpensive microchip, battery and antenna that more effectively deliver the energy.  Recent improved circuitry has created a product that heals for 10 days and can be sold at prices competitive to hot and cold packs. These products will be sold very competitively on Direct Response Television (DRTV), Direct-to-Consumer (DTC), and in the analgesic aisle in stores around the world.   The Company’s design cost goal is to make its chips ubiquitous or one in every bandage.

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

The Company’s immediate objective is to sell and distribute its three main products: ActiPatch® Back Pain Therapy, ActiPatch Knee Pain Therapy, and Allay™ Menstrual Cycle Pain Therapy, each of which has significant market potential.  To accomplish these objectives, we incurred significant additional costs in period expenses to:

•	File our audited financial statements and other reports with the SEC
•	Obtain additional regulatory clearances in Latin America, the US and Canada
•	Grow our international distribution network
•	Establish global brand management
•	Conduct consumer and market research in more areas
•	Develop and broadcast infomercials
•	Research and develop new products and make product improvements

During the nine months ended September 30, 2010, our sales and marketing focus was on launching direct response television (DRTV) in Latin America, Canada, and preparing other international launches of DRTV campaigns.  The development of our product marketing group and initiation of consumer research has increased sales and administration expense.  Likewise, we have engaged B2C Agency for direct response and advertising support for the United Kingdom and European market expansion.  We committed substantial resources to biophysics and regulatory consulting to obtain additional product market clearances in U.S., Latin America, and Canada.  Additionally, we have also made several significant product improvements in the electronics, packaging, and affixing methods.  Furthermore, as a result of our SEC filings, our accounting and legal costs have dramatically increased.

The Company is focused on the domestic plastic surgery market, based on our FDA market clearance that is limited for post eye surgery, and with prescription use only.  In the prior fiscal year, we changed our marketing and sales focus to the Direct-To-Consumer (DTC) markets for menstrual pain and back pain, where we concentrate on Direct Response Television (DRTV) and retail presence. The DTC and DRTV markets are more attractive because:

1.	Our products are sold directly, allowing us to control the marketing;

2.	Back Pain and Menstrual Pain products are much larger than post plastic surgery market. Just to give an example, in the US alone:

a.
Back injuries are the leading cause of disability in the United States for people younger than 45 years of age and represent the most expensive health care problem for people between 20 years and 50 year old;

b.	Approximately 1.0% of the United States population is chronically disabled due to back pain and an additional 1% is temporarily disabled and;

c.	Each year, two percent of the United States work force has compensable back injuries each year.

d.	Patients suffering from back pain consume more that $90 billion annually in health-care expenses, with approximately $26 billion of that amount directly attributable to treating back pain.

e.	A study by Duke University found the annual per capita expenditures for patients with back pain were 1.6 times higher than those without back pain.

3.
The DTC markets are more accessible internationally where we already have regulatory approvals to sale our products without prescription. DRTV helps us access these markets very fast, with only small investments to start a campaign.

Management believes the significant change in company strategy is expected to improve product response, capture rate, pricing, market penetration, and other internal key performance measures. During this transit, we developed new products that are much more consumer oriented, supported with advanced market research and marketing strategy. Examples of our new and exciting products include:

1.
Allay Menstrual Pain Therapy (disposable version) – We have developed a monthly device with a much thinner and smaller profile results in better market pricing.  We support the marketing of this device by a new tagline “So you can be there... and be yourself”. This tagline and theme was developed after extensive one-on-one interview sessions, using advanced interview techniques.   We also recently commenced a DRTV campaign with a new and exciting product in the UK that targets consumers to enroll in our “Loyalty Program.”  As a member of the Loyalty Program, consumers receive better pricing for both the products and shipping fees. Using this continuity model, we target highly loyal customers that remain on the therapy program.

2.
Insole Product – We commenced manufacturing a new product that has our device inside a gel insole. This new product will be the only gel insole with an actual active therapeutic agent that treats inflammation and pain at the source for people that suffer from heel pain, where the main injury condition is called Plantar Fasciitis. Together with our clinical study for patients with Plantar Fasciitis, we will be able to make a successful marketing campaign for the new insoles. This product has a significant competitive advantage over any other product in the market. While we are able to produce and market it ourselves, for this specific product we are not eliminating the option to partner with large international players in the insole market.

3.
ActiPatch New Product Line – As with Allay, our current ActiPatch device works for at least 720 hours. We are replacing it with a device that works for 5-7 days, and be sold for a lower price, to increase trial and repeat purchase. Our products area very cost-effective alternative therapy, especially with improvements to our targeted pricing and production processes.

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

As of September 30, 2010, we have established distribution agreements with distributors that offer our product for sale in over 40 countries internationally, mainly in Europe, Latin America, Middle East and South East Asia.  The international market is expected to further expand going forward and to eventually constitute two-thirds of our total sales.

MAJOR GOALS, SIGNIFICANT ACTIVITIES AND RESULTS
DURING FIRST NINE MONTHS OF 2010

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

Critical Accounting Policies

General
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (USGAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our financial statements.

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

RESULTS OF OPERATIONS

Our principal activity, to sell and market in the U.S. retail market, has not yet commenced due to the lack of U.S. FDA approval for our product.   As a result, we consider ourselves a development stage entity in accordance with FASB Accounting Standards Codification Topic 915, “Development Stage Enterprise”, and accordingly present, in our financial statements, the results of operations and other disclosures for the company for the period from our inception, April 10, 2000, to September 30, 2010.  Apart from the additional financial information provided regarding our financial results for the period from inception, April 10, 2000, to September 30, 2010, our designation as a Development Stage Company did not affect our accounting or other information provided in our financial statements.

Three and Nine Months Ended September 30, 2010 and 2009

Revenue.  Revenue from operations for the three months ended September 30, 2010 and 2009 amounted to approximately $50,000 and $75,000, respectively, a decrease of $25,000 or 33% over the prior year.  Revenues were approximately $663,000 and $591,000, for the nine months ended September 30, 2010 and 2009, respectively, resulting in an increase of $72,000 or 12% over the prior year.  The following table summarizes the Company’s domestic, international and veterinary (related party) revenues earned during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended, September 30				Nine Months Ended, September 30
	2010		2009		2010		2009
	Amounts	Percentage	Amounts	Percentage	Amounts	Percentage	Amounts	Percentage

International	$16,464	33%	$45,031	60%	$568,372	86%	$265,661	45%
Domestic	33,636	66%	28,253	38%	93,088	14%	210,852	36%
Veterinary	370	1%	1,590	2%	2,257	0%	114,817	19%

	$50,470	100%	$74,874	100%	$663,717	100%	$591,330	100%

International sales decreased by approximately $29,000 or 64% in the three months ended  September 30, 2010 due to decreased in customer orders. International sales increased $303,000 or 114% in the nine months ended September 30, 2010 from the comparative periods in 2009 as a result of new distributorship agreements signed in 2010 and increased sales through agreements signed in prior years.  Domestic sales increased by approximately $5,000 or 19% in the three months ended September 30, 2010 from increased distributors. Domestic sales decreased by $118,000 or 56% in the nine months ended September 30, 2010 from the comparative periods in 2009 resulting from sales of special cervical devices totaling $100,000 in 2009.

Veterinary revenues of $370 and $1,590 were recorded in the three months ended September 30, 2010 and 2009, respectively, and $2,257 and $114,817 were recorded in the nine months ended September 30, 2010 and 2009, respectively.   The reduction in veterinary revenues is primarily due to eMarkets requesting shipment of the bill and hold transactions from 2009 in lieu of purchasing additional units.  eMarkets is our exclusive distributor of veterinary products to customers in certain countries outside of the United States.

At September 30, 2010, the Company has not yet delivered 40,258 units, totaling approximately $338,000 bill and hold sales recognized for the year ended December 31, 2009.  The units will be shipped during 2010 to help meet the distribution 2010 purchase obligation.

Cost of Goods Sold and Gross Margin.  Costs of goods sold for the three months ended September 30, 2010 and 2009 amounted to approximately $57,000 and $13,000, respectively, and for the nine months ended September 30, 2010 and 2009 amounted to approximately $303,000 and $171,000, respectively.   Gross margin decreased from approximately 71% of sales for the nine months ended September 30, 2009 to approximately 54% for the nine months ended September 30, 2010.  The decrease was primarily the result of replacing 7,500 defective units totaling approximately $30,000 in cost of goods sold.  Other factors include higher production costs, which arose from an increase in the use of contingent workers to expedite shipment of the new Allay packaging, and higher shipping costs related to international sales.  We expect the normal gross margins on our products to be in the range of 66 % to 70 % of sales in the future, depending on product mix and sales prices. This gross margin range is consistent with other medical device and pharmaceutical companies.

General and Administrative Expense.  General and administrative expenses for the three months ended September 30, 2010 and 2009 amounted to approximately $894,000 and $106,000, respectively, an increase of $788,000 or 744%.  For the nine months ended September 30, 2010, general and administrative expenses amounted to approximately $2,173,000 as compared to $553,000 in comparative period of 2009, an increase of $1,620,000 or 293% over the prior period.  Substantially all of the changes are a result of timing differences, increased payroll and staff, and advisory fees. The following table summarizes the Company’s general and administrative expenses for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
General and Administrative Expenses:
Depreciation and Amortization	$12,867	$3,645	$32,903	$10,935
Investor Relations Expenses	17,313	-	71,923	11,585
Legal and Accounting Expenses	94,636	-	464,226	49,208
Payroll Expenses	289,531	99,096	717,012	189,484
Sales Support Expenses	314,363	-	466,064	54,523
Other General and Administrative Expenses	165,409	3,512	420,386	237,707

Total General and Administrative Expenes	$894,119	$106,253	$2,172,514	$553,442

Depreciation and Amortization expense for the three months ended September 30, 2010 and 2009 was $12,867 and $3,645, respectively.  For the nine months ended September 30, 2010 and 2009, the Depreciation and Amortization expense was $32,903 and $10,935, an increase due to increased purchases of additional property and equipment in 2010.  Additionally, the increase in Amortization expense is derived from amortizing increased DRTV costs in 2010.

For the three months ended September 30, 2010 and 2009, Investor Relations expense was $17,313 and $0, respectively.  Investor Relations expense for the nine months ended September 30, 2010 increased by $60,338 over the comparable period in 2009.  The increase is due to the Company hiring an outside public relations consultant.

Legal and Accounting expense increased to approximately $95,000 for the three months ended September 30, 2010 from $0 in the comparable period in 2009.  For the nine months ended September 30, 2010 and 2009, Legal and Accounting expense amounted to $464,000 and $49,000, respectively.   This increase is attributed to additional expenses necessary to prepare annual, quarterly and other reports for filing with the SEC, while preparing our products for FDA and jurisdictional compliance.

Payroll expense, including payroll, compensation, and other payroll related expenses, increased to $290,00 for the three months ended September 30, 2010 from approximately $99,000 in the comparable period in 2009.   For the nine months ended September 30, 2010 increased by approximately $528,000 compared to the previous period in 2009.  This increase is primarily driven by an increase in sales and marketing personnel, as well as recording the compensation expense associated with granting restricted stock.

For the three months ended September 30, 2010, Sales expense increased by $314,363 compared to the previous period in 2009.  Sales expense for the nine months ended September 30, 2010 amounted to $466,064 and for the nine months ended September 30, 2010, sales expense amount to $54,523.  The increase is due to additional initiatives to improve the product branding, awareness and promotion thereof.  The increase also includes the recognized contingency loss associated with Lyons’ settlement as discussed in footnote 16 of the condensed financial statements attached hereto.

The increase in Other General and Administrative Expenses for the three and nine months ended September 30, 2010 was primarily driven by an increase in sales and marketing personnel.  Additionally, for the nine month ended September 30, 2010, there was an increase in consulting expense of approximately $68,000 for consulting services related to product enhancements and preparing support for submissions to the FDA, and there was an increase in travel expense of approximately $61,000 related to several new trade shows and international distribution.

Interest Expense. Interest expense increased to approximately $48,000 for the three months ended September 30, 2010 from approximately $43,000 in the comparable period in 2009.  For the nine months ended September 30, 2010 and 2009, Interest expense amounted to $117,000 and $84,000, respectively.   The increase in Interest expense was mainly attributed to the new financing loans with IBEX, LLC and St. Johns, LLC.  IBEX, LLC is a limited liability company, whose President is a daughter of the President of the Company.  St. Johns, LLC is a limited liability company, which is owned by family members of the President of the Company.

Net Loss.  Net losses during the three months ended September 30, 2010 and 2009 amount to approximately $948,000 and $87,000, respectively.  Net losses increased from approximately $217,000 during the first nine months of 2009 to approximately $1,900,000 during the comparative period in 2010.  Losses were increased primarily due to increase in general and administrative expense and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are primarily cash flows from financing activities.  We raise funds for our operations by borrowing on notes, agreements with third parties and related parties, and selling equity in the capital markets.  We are still operating as a development stage company, in which we are devoting substantially all of our present efforts to developing our business.  For every year and period since our inception, we have generated negative cash flow from operations.   At September 30, 2010, our cash and cash equivalents were approximately $56,000. Since December 31, 2009, our balance of cash and cash equivalents decreased by approximately $241,000 as a result of our loss from operations in the first nine months of 2010 of $1,935,179, offset by changes in our working capital balances and proceeds received from our financing activities, primarily proceeds from the issuance of related party notes payable and assignment of receivables under our factoring agreement with Jarenz LLC (“Jarenz”), a related party.  Jarenz is a limited liability company, whose owner is a daughter of the President of the Company.

Since our inception on April 10, 2000, the majority of our financing has been provided by the Company’s founders including the CEO, certain board members, and their immediate family and associates.  As of September 30, 2010, all of the Company’s debt was provided by these related parties.  We present the secured borrowing as short-term liabilities and the notes payable as long-term liabilities in our financial statements, as the holders of these notes (who are related parties) have no current intention to pursue repayment of these amounts.

At September 30, 2010, we had positive working capital of approximately $991,000 which is comparable to approximately $1,026,000 at December 31, 2009.

On January 1, 2005, we entered into an unsecured revolving convertible promissory note agreement (“the Revolver”) with IBEX, for a maximum limit of $2,000,000, with interest at the Prime Rate plus 2% (i.e. 5.25% for the nine months ended September 30, 2010), and all accrued interest and principal due on or before January 1, 2015, whether by the payment of cash or by conversion into shares of our common stock.  The Revolver is convertible at various fixed conversion prices based on the Volume-Weighted Average Price (“VWAP”) for the 10 trading days preceding the date of note, which approximated the fair value of the Company’s stock at the date of conversion.  As of September 30, 2010, an amount of approximately $1,309,000 was drawn from the Revolver.

We refer to Note 8 of our interim financial statements included in this Report on Form 10-Q which contains information on borrowings received in the form of promissory notes from IBEX, LLC and St. Johns, LLC.

The Company entered into an Agreement (the “Agreement”) on March 5, 2010, with Jarenz pursuant to which Jarenz is providing accounts receivable financing and collection services to the Company.  The Agreement provides for the Company to assign certain accounts receivable balances to Jarenz in exchange for a cash advance amount of up to 80% of the face value of the receivables transferred; such amount determined upon discussions between the parties.    Following collection of the related receivable, Jarenz pays the balance thereof to BioElectronics minus the initial down payment and a discount fee earned by Jarenz.  Jarenz’s discount fee is a percentage of the cash advance amount based upon the number of days elapsing between the date of purchase by Jarenz and the date of collection of the related accounts receivable.  As at September 30, 2010, 10% of the initial down payment of the assigned receivables was drawn totaling approximately $497,147.  The Company will draw further cash advance amounts upon additional financing needs.

Net Cash Used In Operating Activities. Net cash used in operating activities amounted to approximately $1,681,000 and $894,000 in the nine months ended September 30, 2010 and September 30, 2009, respectively.

Net cash used in operating activities amounted to approximately $1,681,000 for the nine months ended September 30, 2010 primarily as a result of the net loss incurred, offset by changes in the Company’s capital balances including a decrease in trade and other receivables, including from related parties, of approximately $17,000, increase in accounts payable of approximately $158,000, and increase in inventory of approximately $697,000.

Net cash used in operating activities amounted to approximately $894,000 for the nine months ended September 30, 2009 primarily as a result of the net loss incurred, offset by changes in the Company’s capital balances including an increase in trade and other receivables of approximately $113,000, decrease in accounts payable of approximately $330,000, increase in inventory of approximately $188,000, and decrease in customer deposits of approximately $119,000.

Net Cash Used in Investing Activities. During the nine months ended September 30, 2010, we purchased approximately $31,000 of laboratory equipment to develop new products and to improve quality assurance.   We did not make any significant investments in fixed or other long-term assets during the nine months ended September 30, 2009.

Net Cash Provided by Financing Activities. Net cash provided by financing activities amounted to approximately $1,472,000 and $1,528,000 in nine months ended September 30, 2010 and September 30, 2009, respectively.  The decrease of approximately $56,000 was primarily because of the decrease in proceeds obtained from related party notes payable.

During the nine months ended September 30, 2010, the Company generated approximately $1,472,000 in cash from financing activities through the issuance of notes payable to related parties (amounting to $1,410,000) and the assignment of receivables to related parties (amounting to $117,000).  The proceeds received from these activities were used to repay notes payable and financing of receivable (amounting to $60,000) and to fund operations during the year.

During the nine months ended September 30, 2009, the Company generated $1,528,000 in cash from financing activities mainly through the issuance of related party notes payable (amounting to $1,731,000) and the sale of common shares (amounting to $790,000).  The funds received were used to repay certain notes payable and related party notes payable (amounting to $994,000) and to fund operations.

Going concern.   The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  We have incurred substantial losses from operations in the nine months ended September 30, 2010 and prior years, including a net loss of approximately $1,935,000 and $217,000 for the nine months ended September 30, 2010 and September 30, 2009 respectively.  The Company also has an accumulated deficit as of September 30, 2010 of $12,364,669.

The Company projects that it will require an additional $900,000 in working capital in the next 12 months.  Management has already loaned the Company $200,000 and is committed to loan the additional $350,000.  Given a current ratio of 1:3, management assumes it can finance some additional growth with asset based financing.  If sales increase as anticipated, the Company will seek additional capital from new investors.  The Company has prepared a financing proposal to discuss opportunities with potential investors or possible strategic partners.   However, we can provide no assurance that we will be able to obtain financing on reasonable terms and at sufficient levels to enable us to complete developmental activities, receive U.S. FDA approval and develop sufficient sales revenue and achieve profitable operations.  Until sufficient financing has been received to complete our developmental activities, there exists substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements.  None

Recent Accounting Pronouncements.  For the period ended September 30, 2010, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

Based on the evaluation, our President, Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 9A, as of September 30, 2010, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

(iii) Insufficient segregation of duties in our finance and accounting functions due to limited personnel.   During the nine months ended September 30, 2010, we had one person on staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.   This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.   These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in internal control over financial reporting during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
The Company and Andrew Whelan, President & CEO, were defendants in a lawsuit brought by a plaintiff who is seeking damages arising from a breach by the Company of certain alleged oral contractual obligations.  The plaintiff claimed that, pursuant to these alleged obligations, he would have been entitled to receive common stock from the Company as compensation for rendering certain services to the Company.  The matter was removed from Maryland state court to arbitration provided for in the contract at issue.  The plaintiff prevailed in arbitration, and a judgment was entered against BioElectronics Corporation, PAW, LLC and Andrew Whelan. The case was subsequently settled for a lump sum payment of $235,000.

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

Item 4. (Removed and Reserved). Not applicable.

Item 5. Other Information.

The Company will restate and reissue previously issued statements as following:

1.	Audited financial statements for the fiscal years ended December 31, 2006 through December 31, 2009 (prepared in accordance with Article 8 of Regulation S-X);

2.	Unaudited (but reviewed by independent auditors) quarterly financial statements, for the sixteen quarters in 2006 through 2009 consistent with the requirements of Article 10 of Regulation S-X; and

3.
Management’s Discussion and Analysis disclosure for the fiscal years ended December 31, 2006 through December 31, 2009, as well as the sixteen fiscal quarters in 2006 through 2009, which will separately address the annual and quarterly periods, as well as narrative disclosure of operating results, trends, and liquidity for each interim and annual period.

The Company plans to file the above items in aggregate by December 23, 2010 in lieu of filing separate Forms 10-K for the fiscal years ended December 31, 2006 through December 31, 2009 and Forms 10-Q for each of the quarters in 2006 through 2009.

Item 6. Exhibits.

Exhibit 31.1. Certification of Principal Executive Officer and Principal Financial Officer
Exhibit 32.1. Certification of Andrew Whelan, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
Exhibit 99.  Additional Exhibits

SIGNATURES

Pursuant to the requirements of  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Frederick, Maryland, on November 15, 2010.

BIOELECTRONICS CORPORATION

November 15, 2010	By:	/S/ Andrew Whelan

Andrew Whelan

President, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on November 15, 2010.

Signature	Title

/S/ Andrew Whelan	President, Chief Executive Officer, Chief Financial Officer and Director
Andrew Whelan	(Principal Executive Officer and Principal Financial Officer)

EXHIBITS